Form 10-Q
period 2021-06-30
Climate Real Impact Solutions II Acquisition Corp
filed 2021-08-12
CIK 1835713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021 there were 24,150,000 shares of Class A common stock and 6,037,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

-i-

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$618,878	$24,351
Prepaid expenses	509,642	—
Total Current Assets	1,128,520	24,351

Deferred offering costs	—	218,313
Investments held in Trust Account	241,503,509	—
Total Assets	$242,632,029	$242,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$924,535	$999
Accrued offering costs	—	217,664
Total Current Liabilities	924,535	218,663

Warrant liability	13,267,844	—
Deferred underwriting fee payable	8,452,500	—
Total Liabilities	22,644,879	218,663

Commitments and contingencies

Class A common stock subject to possible redemption, 21,498,714 and -0- shares at redemption value, as of June 30, 2021 and December 31, 2020, respectively	214,987,140	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,651,286 and -0- issued and outstanding (excluding 21,498,714 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	265	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding	604	604
Additional paid-in capital	3,049,852	24,396
Retained earnings (accumulated deficit)	1,949,289	(999)
Total Stockholders’ Equity	5,000,010	24,001
Total Liabilities and Stockholders’ Equity	$242,632,029	$242,664

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Formation and operating costs	$932,433	$1,474,412
Loss from operations	(932,433)	(1,474,412)

Other income (expense):
Interest income - bank	20	41
Interest earned on investments held in Trust Account	3,509	3,509
Transaction costs related to derivative liability	—	(622,106)
Change in fair value of warrant liability	(2,900,644)	4,043,256
Other income (expense), net	(2,897,115)	3,424,700

Net income (loss)	$(3,829,548)	$1,950,288

Weighted average shares outstanding of Class A redeemable common stock	24,150,000	24,150,000
Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	6,037,500	5,911,326
Basic and diluted net income per share, Class B non-redeemable common stock	$(0.63)	$0.33

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
 (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – December 31, 2020	—	$—	6,037,500	$604	$24,396	$(999)	$24,001

Sale of Class A shares, net of underwriting discount, offering costs and fair value of public warrants	24,150,000	2,415	—	—	218,010,446	—	218,012,861

Class A Common Stock Subject to Redemption	(21,881,669)	(2,188)	—	—	(218,034,842)	(779,660)	(218,816,690)

Net income	—	—	—	—	—	5,779,836	5,779,836

Balance – March 31, 2021	2,268,331	$227	6,037,500	$604	$—	$4,999,177	$5,000,008

Change in common stock subject to possible redemption	382,955	38	—	—	3,049,852	779,660	3,829,550

Net loss	—	—	—	—	—	(3,829,548)	(3,829,548)

Balance – June 30, 2021	2,651,286	$265	6,037,500	$604	$3,049,852	$1,949,289	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)
Cash Flows from Operating Activities:
Net Income	$1,950,288
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,509)
Change in fair value of warrant liability	(4,043,256)
Transaction costs related to derivative liability	622,106
Changes in operating assets and liabilities:
Prepaid expenses	(509,642)
Accrued expenses	923,535
Net cash used in operating activities	(1,060,478)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	237,085,800
Proceeds from sale of Private Placement Warrants	6,830,000
Proceeds from promissory note – related party	250,000
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(760,795)
Net cash provided by financing activities	243,155,005

Net Change in Cash	594,527
Cash – Beginning of period	24,351
Cash – End of period	$618,878

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$208,954,220
Change in value of Class A common stock subject to possible redemption	$6,032,920
Deferred underwriting fee payable	$8,452,500

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 2, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 26, 2021. On January 29, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000 which is described in Note 3.  Certain members of Climate Real Impact Solutions II Sponsor, LLC (the “Sponsor”) that are affiliated with Pacific Investment Management Company LLC (the “PIMCO private funds”), or one or more of their respective affiliates, purchased an aggregate of 2,079,000 Units in the Initial Public Offering at the Initial Public Offering price.

Simultaneously with the closing of the Initial Public Offering, the Company completed the sale of 4,553,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6,830,000, which is described in Note 4.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

Liquidity and Capital Resources

As of June 30, 2020, the Company had $618,878 in its operating bank account, $241,503,509 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital of $203,985. As of June 30, 2020, approximately $3,509 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim period. These unaudited condensed financial statements should be read in conjunction with the Company's prospectus for its initial public offering, filed with the SEC on January 27, 2021, as well as the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2021.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs amounting to $13,628,145 were charged to stockholders’ equity upon the completion of the Initial Public Offering. Transaction costs related to derivative liability incurred through the balance sheets date and directly related to the Initial Public Offering amounting to $622,106, were charged to operations upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Warrant Liability

The Company accounts for its issued and outstanding warrants (such warrants, as described in Note 8, the “Warrants”) in accordance with the guidance contained in ASC 815-40-15-7D under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and the Public Warrants’ quoted market price at June 30, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$3,509	$3,509
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(3,509)	(3,509)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	24,150,000	24,150,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Income (Loss)	$(3,829,548)	$1,950,288
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net Income (Loss)	$(3,829,548)	$1,950,288
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	6,037,500	5,911,326
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.63)	$0.33

For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on January 29, 2021, the Company sold 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at a price of $10.00 per Unit. The PIMCO private funds (an affiliate of the Sponsor) purchased an aggregate of 2,079,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,553,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or $6,830,000 in the aggregate, in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

Consulting Services

The Company entered into an agreement to pay approximately $60,000 per month to Climate Real Impact Solutions Services LLC, an entity owned by the Company’s Chief Executive Officer and Chief Financial Officer and managed by the Company’s Chief Operating Officer, for consulting services rendered to the Company; the Company’s Chief Executive Officer and Chief Financial Officer will receive health insurance benefits from Climate Real Impact Solutions Services LLC. For the three and six months ended June 30, 2021 the Company incurred $353,774 and $208,959 in such fees, respectively, none of which are included in accrued expenses on the condensed balance sheet as of June 30, 2021.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into warrants, at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020,  there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,651,286 and zero shares of Class A common stock issued and outstanding, excluding 21,498,714 and zero shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021, there were 6,037,500 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

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

NOTE 8. WARRANT LIABILITIES

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants for Class A common stock). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $241,503,509 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$241,503,509
Liabilities
Warrant Liability – Public Warrants	1	$6,762,000
Warrant Liability – Private Warrants	3	$6,505,844

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date (10%) was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements.

	January 29, 2021 (initial measurement)	June 30, 2021
Risk-free interest rate	0.62%	1.00%
Expected term (years)	6.00	5.79
Expected volatility	10.0%	10.0%
Exercise price	$11.50	$11.50
Stock Price	$10.00	$9.87
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liability
Fair value as of January 29, 2021 (IPO)	$10,290,533	$10,481,100	$20,771,633
Change in valuation inputs or other assumptions	(3,784,689)	(3,719,100)	(7,503,789)
Fair value as of June 30, 2021	$6,505,844	$6,762,000	$13,267,844

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $5,313,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2021 through June 30, 2021 were organizational activities, those necessary to identify a target company for a business combination, as described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from three months ended June 30, 2021, we had a net loss of $3,829,548, which consists of operating costs of $932,433, and a non-cash change in fair value of derivative liability of $2,900,644, offset by interest income from bank of $20 and interest earned on marketable securities held in Trust Account of $3,509.

For the six months ended June 30, 2021, we had a net income of $1,950,288, which consists of operating costs of $1,474,412 and transaction costs related to warrant issuance of $622,106, offset by a non-cash change in fair value of derivative liability of $4,043,256, interest income from bank of $41 and interest earned on marketable securities held in Trust Account of $3,509.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,060,478 comprised of net income of $1,950,288  and changes in fair value of warrant liabilities of $4,043,256, interest earned on marketable securities held in Trust Account of $3,509, transaction cost related to warrant liability of $622,106, and the changes in operating assets and liabilities of $413,893.

As of June 30, 2021, we had cash and investments held in the Trust Account of approximately $241.5 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had approximately $0.6 million of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Promissory Note

On December 11, 2020, we issued the promissory note to the Sponsor, pursuant to which we borrowed $250,000 from the Sponsor in order to pay certain transaction expenses associated with our initial public offering. The promissory note was non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the our initial public offering. Upon completion of the initial public offering on January 29, 2021, we repaid the promissory note in full. As of June 30, 2021, the outstanding balance under the promissory note was $0.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into various consulting arrangements with several service providers for administrative services and potential target financial analysis and due diligence services to us. These arrangements provide for aggregate monthly fees of approximately $50,000.

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

Warrant Liability

          We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the initial public offering has been estimated using a Monte Carlo simulation methodology as of the date of the initial public offering and such warrants’ quoted market prices as of March 31, 2021 and June 30, 2021. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4	Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021 due to a material weakness in internal control over financial reporting with respect to the classification of our issued and outstanding warrants as components of equity instead of as derivative liabilities.

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

In light of our identifying accounting error described in the prior paragraph, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART 2 - OTHER INFORMATION

Item 1	Legal Proceedings.

None.

Item 1A	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our final prospectus filed with the SEC on January 27, 2021. These factors could cause our actual results to differ materially from those in this Quarterly Report. The risk factors discussed in that prospectus do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus.

The warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the Class A common stock.

As described in our financial statements included in this Quarterly Report, we are accounting for our issued and outstanding warrants as a warrant liability and is recording that liability at fair value upon issuance and is recording any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on our balance sheets and statements of operations or the market price of the Class A common stock.

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

As discussed in further detail in Note 2 to our financial statements included in our Quarterly Report for the three months ended March 31, 2021, the correction relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Prior to May 23, 2021, we classified the warrants as equity instruments. Upon further consideration of the rules and guidance as well as the SEC Staff Statement, management concluded that the warrants are precluded from equity classification. As a result, the warrants should be recorded as liabilities on the balance sheets and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations.

On May 23, 2021, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to a material weakness in internal control over financial reporting with respect to the classification of the warrants as components of equity instead of as derivative liabilities. This material weakness resulted in a misstatement of our warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to provide enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants, see “Note 2—Correction of Previously Issued Balance Sheet” to the financial statements of included in our Quarterly Report for the three months ended March 31, 2021.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not Applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

Date: August 12, 2021	By:	/s/ David W. Crane
	Name:	David W. Crane
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ John A. Cavalier
	Name:	John A. Cavalier
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)