Form 10-Q
period 2021-09-30
Climate Real Impact Solutions II Acquisition Corp
filed 2021-11-15
CIK 1835713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021 there were 24,150,000 shares of Class A common stock and 6,037,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

-i-

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash	$425,223	$24,351
Prepaid expenses	370,833	—
Total Current Assets	796,056	24,351

Deferred offering costs	—	218,313
Investments held in Trust Account	241,507,219	—
Total Assets	$242,303,275	$242,664

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$1,694,952	$999
Accrued offering costs	—	217,664
Total Current Liabilities	1,694,952	218,663

Warrant liabilities	9,883,379	—
Deferred underwriting fee payable	8,452,500	—
Total Liabilities	20,030,831	218,663

Commitments and contingencies

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 24,150,000 and -0- shares subject to possible redemption at redemption value, at September 30, 2021 and December 31, 2020, respectively	241,500,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding	604	604
Additional paid-in capital	—	24,396
(Accumulated deficit)	(19,228,160)	(999)
Total Stockholders’ Equity (Deficit)	(19,227,556)	24,001
Total Liabilities and Stockholders’ Equity (Deficit)	$242,303,275	$242,664

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Formation and operating costs	$1,102,893	$2,577,305
Loss from operations	(1,102,893)	(2,577,305)

Other income (expense):
Interest income - bank	12	53
Interest earned on investments held in Trust Account	3,710	7,219
Transaction costs related to derivative liability	—	(622,106)
Change in fair value of warrant liabilities	3,384,465	7,427,721
Total other income, net	3,388,187	6,812,887

Net income	$2,285,294	$4,235,582

Weighted average shares outstanding of Class A common stock	24,150,000	21,673,077
Basic and diluted income per share, Class A	$0.08	$0.15

Weighted average shares outstanding of Class B common stock	6,037,500	5,953,846
Basic and diluted net income per share, Class B	$0.08	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance – December 31, 2020	6,037,500	$604	$24,396	$(999)	$24,001

Accretion of Class A Common Stock to redemption amount	—	—	(24,396)	(23,462,743)	(23,487,139)

Net loss	—	—	—	1,950,288	1,950,288

Balance – June 30, 2021	6,037,500	$604	$—	$(21,513,454)	$(21,512,850)

Net income	—	—	—	2,285,294	2,285,294

Balance – September 30, 2021	6,037,500	$604	$—	$(19,228,160)	$(19,227,556)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net Income	$4,235,582
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(7,219)
Change in fair value of warrant liability	(7,427,721)
Transaction costs related to derivative liability	622,106
Changes in operating assets and liabilities:
Prepaid expenses	(370,833)
Accrued expenses	1,693,952
Net cash used in operating activities	(1,254,133)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	237,085,800
Proceeds from sale of Private Placement Warrants	6,830,000
Proceeds from promissory note – related party	250,000
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(760,795)
Net cash provided by financing activities	243,155,005

Net Change in Cash	400,872
Cash – Beginning of period	24,351
Cash – End of period	$425,223

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$8,452,500

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 2, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $425,223 in its operating bank account, $241,507,219 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital deficit of $898,896. As of September 30, 2021, approximately $7,219 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC’s and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per share of common stock calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 29, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$208,954,217	$32,545,783	$241,500,000
Class A common stock	$325	$(325)	$—
Additional paid-in capital	$9,082,715	$(9,082,715)	$—
Accumulated deficit	$(4,083,634)	$(23,462,743)	$(27,546,375)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(32,545,783)	$(27,546,375)

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

The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim period. These unaudited condensed financial statements should be read in conjunction with the Company's prospectus for its initial public offering, filed with the SEC on January 27, 2021, as well as the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities (as described in Note 10). Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $13,628,145 were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs related to derivative liability incurred through the balance sheets date and directly related to the Initial Public Offering amounting to $622,106, were charged to operations upon the completion of the Initial Public Offering.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(10,481,200)
Class A common stock issuance costs	(13,006,039)
Plus:
Accretion of carrying value to redemption value	23,487,139
Class A common stock subject to possible redemption	$241,500,000

Warrant Liability

The Company accounts for its issued and outstanding warrants (such warrants, as described in Note 9, the “Warrants”) in accordance with the guidance contained in ASC 815-40-15-7D under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and the Public Warrants’ quoted market price at September 30, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,516,041 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net income, as adjusted	$1,828,235	$457,059	$3,322,777	$912,805
Denominator:
Basic and diluted weighted average shares outstanding	24,150,000	6,037,500	21,673,077	5,953,846

Basic and diluted net loss per share of common stock	$0.08	$0.08	$0.15	$0.15

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On December 11, 2020, the Sponsor purchased 6,037,500 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On January 6, the Sponsor transferred 190,000 Founder Shares to directors, officers and certain consultants of the Company (together with the Sponsor, the “initial stockholders”). The Founder Shares included an aggregate of up to 787,500 shares that were subject to forfeiture by the Sponsor. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Consulting Services

The Company entered into an agreement to pay approximately $70,000 per month to Climate Real Impact Solutions Services LLC, an entity owned by the Company’s Chief Executive Officer and Chief Financial Officer and managed by the Company’s Chief Operating Officer, for consulting services rendered to the Company; the Company’s Chief Executive Officer and Chief Financial Officer will receive health insurance benefits from Climate Real Impact Solutions Services LLC. For the three and nine months ended September 30, 2021 the Company incurred and paid $235,905 and $569,898 in such fees, respectively.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into warrants, at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, no Working Capital Loans were outstanding.

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

Consulting Agreement

We entered into various consulting arrangements with several service providers for administrative services and potential target financial analysis and due diligence services to us. These arrangements provide for aggregate monthly fees of approximately $70,000.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021 there were 24,150,000 Class A common stock issued and outstanding, including 24,150,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 6,037,500 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

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

NOTE 9. WARRANT LIABILITIES

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

Redemption of Warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole but not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

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

•	in whole but not in part;

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

At September 30, 2021, assets held in the Trust Account were comprised of $241,507,219 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$241,507,219
Liabilities
Warrant Liability – Public Warrants	1	$5,071,500
Warrant Liability – Private Warrants	3	$4,811,879

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date (10%) was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements.

September 30, 2021
Risk-free interest rate	1.09%
Expected term (years)	5.67
Expected volatility	10.0%
Exercise price	$11.50
Stock Price	$9.78
Dividend yield	0.0%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liability
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 29, 2021	10,290,533	10,481,100	20,771,633
Change in valuation inputs or other assumptions	(5,478,654)	(5,168,100)	(10,646,754)
Transfer to Level 1	—	(5,313,000)	(5,313,000)
Fair value as of September 30, 2021	$4,811,879	$—	$4,811,879

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $5,313,000.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 20,2021, The Company provided notice of capital call to Pacific Investment Management (PIMCO) and Climate Real Impact Solutions II Consortium, LLC (“CRIS Consortium”) for the follow-on additional capital in the amount of $1 million per schedule A of the Amended and Restated Limited Liability Company Agreement (LLCA) of Climate Real Impact Solutions II Sponsor, LLC (“Sponsor) dated January 8th, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2021 through September 30, 2021 were organizational activities, those necessary to identify a target company for a business combination, as described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $2,285,294, which consists of operating costs of $1,102,893, offset by interest income from bank of $12, interest earned on investments held in Trust Account of $3,710, and a non-cash change in fair value of derivative liability of $3,384,465.

For the nine months ended September 30, 2021, we had net income of $4,235,582, which consists of operating costs of $2,577,305, transaction costs related to warrant issuance of $622,106, offset by a non-cash change in fair value of derivative liability of $7,427,721, interest income from bank of $53 and interest earned on investments held in Trust Account of $7,219.

As noted in Note 2 to the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to present all redeemable Class A common stock as temporary equity and recognize accretion from the initial book value to redemption value at the time of its initial public offering. In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. There has been no change in the Company’s total assets, liabilities or operating results.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,254,133 comprised of net income of $4,235,582 and changes in fair value of warrant liabilities of $7,427,721, interest earned on investments held in Trust Account of $7,219, transaction cost related to warrant liability of $622,106, and the changes in operating assets and liabilities of $1,323,119.

As of September 30, 2021, we had cash and investments held in the Trust Account of approximately $241.5 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had approximately $0.4 million of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Related Party Transactions

Payments to an Affiliate

Commencing as of February 2021, we have been and will continue to make payments of approximately $70,000 per month on an annualized basis to Climate Real Impact Solutions Services LLC, an entity owned by John Cavalier, our Chief Financial Officer, and David Crane, our Chief Executive Officer, and managed by Ms. Frank-Shapiro, our Chief Operating Officer, for consulting services rendered to us. Messrs. Cavalier and Crane also receive health insurance benefits from Climate Real Impact Solutions Services LLC. Upon completion of the proposed business combination, it is expected that we would cease to make any further payments.

Promissory Note

On December 11, 2020, we issued the promissory note to the Sponsor, pursuant to which we borrowed $250,000 from the Sponsor in order to pay certain transaction expenses associated with our initial public offering. The promissory note was non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the our initial public offering. Upon completion of the initial public offering on January 29, 2021, we repaid the promissory note in full. As of September 30, 2021, the outstanding balance under the promissory note was $0.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into various consulting arrangements with several service providers for administrative services and potential target financial analysis and due diligence services to us. These arrangements provide for aggregate monthly fees of approximately $70,000.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption, if any, in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Warrant Liability

          We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the initial public offering has been estimated using a Monte Carlo simulation methodology as of the date of the initial public offering and such warrants’ quoted market prices as of March 31, 2021 and September 30, 2021. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

Net Income (Loss) per share of Common Stock

     Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income (loss) per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation of the material weakness discussed below, which was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

Date: November 15, 2021	By:	/s/ David W. Crane
	Name:	David W. Crane
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ John A. Cavalier
	Name:	John A. Cavalier
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)