Form 10-Q/A
period 2021-09-30
Climate Real Impact Solutions II Acquisition Corp
filed 2021-12-17
CIK 1835713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

As of December 17, 2021 there were 24,150,000 shares of Class A common stock and 6,037,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Climate Real Impact Solutions II Acquisition Corporation (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 15, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification to temporary equity from permanent equity described in more detail below.

Background of Restatement

As a result of changes to industry practice and new consensus in the accounting profession, the Company has reevaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on January 29, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with this Quarterly Report, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such reevaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between its two classes of common stock. This presentation contemplates a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On December 8, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of January 29, 2021 (the “IPO Balance Sheet”) included in the Company’s Form 8-K, filed with the SEC on February 4, 2021; (ii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (iii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021; and (iv) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 included in the Company’s Original Filing, filed with the SEC on November 15, 2021 (items (ii), (iii) and (iv) collectively, the “Affected Quarterly Periods” and, together with the IPO Balance Sheet, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Quarterly Periods in this Form 10-Q/A and restating its IPO Balance Sheet in an amended Current Report on Form 8-K/A filed on December 17, 2021.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account (the “Trust Account”) established in connection with the Initial Public Offering.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 13, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, as is customary under industry accounting and corporate governance practices when an issuer concludes its financial statements should be restated, management has reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, solely as a result of the restatements  described above a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
 (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance – December 31, 2020	6,037,500	$604	$24,396	$(999)	$24,001

Accretion of Class A Common Stock to redemption amount	—	—	(24,396)	(23,462,743)	(23,487,139)

Net income	—	—	—	5,779,836	5,779,836

Balance – March 31, 2021 (as restated)	6,037,500	$604	$—	$(17,683,906)	$(17,683,302)

Net loss	—	—	—	(3,829,548)	(3,829,548)

Balance – June 30, 2021 (as restated)	6,037,500	$604	$—	$(21,513,454)	$(21,512,850)

Net income	—	—	—	2,285,294	2,285,294

Balance – September 30, 2021	6,037,500	$604	$—	$(19,228,160)	$(19,227,556)

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

NOTE 2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC’s and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the prior classification, reported in the Company’s Form 10-Qs  for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the  Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements the Affected Quarterly Periods in this quarterly report.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per share of common stock calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
The impact of the restatement on the Company’s financial statements is reflected in the following table.
Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$218,816,690	$22,683,310	$241,500,000
Class A common stock	$227	$(227)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$4,999,177	$(22,683,083)	$(17,683,906)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(22,683,310)	$(17,683,302)
Number of Class A shares subject to possible redemption	21,881,669	2,268,331	24,150,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$214,987,140	$26,512,860	$241,500,000
Class A common stock	$265	$(265)	$—
Additional paid-in capital	$3,049,852	$(3,049,852)	$—
Accumulated deficit	$1,949,289	$(23,462,743)	$(21,513,454)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(26,512,860)	$(21,512,850)
Number of Class A shares subject to possible redemption	21,498,714	2,651,286	24,150,000

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	24,150,000	(24,150,000)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,783,750	(5,783,750)	—
Basic and diluted net income per share, Non-redeemable common stock	$1.00	$(1.00)	$—
Basic and diluted weighted average shares outstanding, Class A common stock	—	$16,368,333	$16,368,333
Basic and diluted net income per share, Class A common stock	$—	$0.26	$0.26
Basic and diluted weighted average shares outstanding, Class B common stock	—	5,783,750	5,783,750
Basic and diluted net income per share, Class B common stock	$—	$0.26	$0.26

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	24,150,000	(24,150,000)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,037,500	(6,037,500)	—
Basic and diluted net income per share, Non-redeemable common stock	$(0.63)	$0.63	$—
Basic and diluted weighted average shares outstanding, Class A common stock	—	$24,150,000	$24,150,000
Basic and diluted net income per share, Class A common stock	$—	$(0.13)	$(0.13)
Basic and diluted weighted average shares outstanding, Class B common stock	—	6,037,500	6,037,500
Basic and diluted net income per share, Class B common stock	$—	$(0.13)	$(0.13)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	24,150,000	(24,150,000)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,911,326	(5,911,326)	—
Basic and diluted net income per share, Non-redeemable common stock	$0.33	$(0.33)	$—
Basic and diluted weighted average shares outstanding, Class A common stock	—	$20,280,663	$20,280,663
Basic and diluted net income per share, Class A common stock	$—	$0.07	$0.07
Basic and diluted weighted average shares outstanding, Class B common stock	—	5,911,326	5,911,326
Basic and diluted net income per share, Class B common stock	$—	$0.07	0.07

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 24,150,000 Units, net of underwriting discounts, offering costs and warrant liability	$218,012,861	$(218,012,861)	$—
Class A common stock subject to possible redemption	$(218,816,690)	$218,816,690	$—
Accretion for Class A common stock to redemption amount	$—	$(23,487,139)	$(23,487,139)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(22,683,310)	$(17,683,302)

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of Class A common stock subject to possible redemption	$3,829,550	$(3,829,550)	$—
Total Stockholders’ Equity (Deficit)	$5,000,010	$(26,512,860)	$(21,512,850)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Non-Cash investing and financial activities: Initial classification of Class A common stock subject to possible redemption	$208,954,220	$(208,954,220)	$—
Change in value of Class A common stock subject to possible redemption	$9,862,470	$(9,862,470)	$—

Statement of Cash Flows for the Three Months Ended June 30, 2021 (Unaudited)
Non-Cash investing and financial activities:
Initial classification of Class A common stock subject to possible redemption	$208,954,220	$(208,954,220)	$—
Change in value of Class A common stock subject to possible redemption	$6,032,920	$(6,032,920)	$—

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of January 29, 2021, March 31, 2021 and June 30, 2021 and September 30, 2021. Management identified a misclassification made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification to temporary equity from permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 2, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We classify the warrants issued in connection with our Initial Public Offering and concurrent private placement as liabilities at their fair value and adjust the warrant liability to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2021 through September 30, 2021 were organizational activities, those necessary to identify a target company for a business combination, as described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As noted in Note 2 to the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to present all redeemable Class A common stock as temporary equity and recognize accretion from the initial book value to redemption value at the time of its initial public offering. In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. There has been no change in the Company’s total assets, liabilities or operating results.

Liquidity and Capital Resources

On January 29, 2021, we consummated the Initial Public Offering of 24,150,000 units at a price of $10.00 per unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 units, generating gross proceeds of $241.5 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,553,333 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our stockholders, generating gross proceeds of $6.83 million.

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters and the sale of the private placement warrants, a total of $241.5 million was placed in the Trust Account. We incurred $13.6 million in transaction costs, including $4.4 million of underwriting fees, $8.45 million of deferred underwriting fees and $0.8 million of other offering costs.

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

Net Income (Loss) per share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income (loss) per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.  In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between its two classes of common stock.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, research materials and documents and increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified.

PART 2 - OTHER INFORMATION

Item 1	Legal Proceedings.

None.

Item 1A	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our final prospectus filed with the SEC on January 27, 2021. These factors could cause our actual results to differ materially from those in this Quarterly Report. The risk factors discussed in that prospectus do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Therefore, under customary accounting and corporate governance practices when an issuer concludes that its annual or interim financial statements should be restated, that issuer will reevaluate its internal controls over financial reporting to identify and remediate the material weakness(es) that led to such restatement.

As described elsewhere in this Quarterly Report, solely as a result of the restatements described in this Quarterly Report we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

Date: December 17, 2021	By:	/s/ David W. Crane
	Name:	David W. Crane
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2021	By:	/s/ John A. Cavalier
	Name:	John A. Cavalier
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)