Form 10-Q
period 2022-03-31
Climate Real Impact Solutions II Acquisition Corp
filed 2022-05-17
CIK 1835713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 17, 2022 there were 24,150,000 shares of Class A common stock and 6,037,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$323,250	$1,092,410
Prepaid expenses	308,730	353,180
Total Current Assets	631,980	1,445,590

Investments held in Trust Account	241,531,509	241,511,431
Total Assets	$242,163,489	$242,957,021

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$784,535	$1,183,773
Advance from related parties	1,000,000	1,000,000
Total Current Liabilities	1,784,535	2,183,773

Warrant liabilities	4,416,919	10,734,418
Deferred underwriting fee payable	8,452,500	8,452,500
Total Liabilities	14,653,954	21,370,691

Commitments and contingencies
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 24,150,000 shares subject to possible redemption at redemption value of $10 per share, at March 31, 2022 and December 31, 2021	241,500,000	241,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	604	604
Additional paid-in capital	—	—
Accumulated deficit	(13,991,069)	(19,914,274)
Total Stockholders’ Deficit	(13,990,465)	(19,913,670)
Total Liabilities and Stockholders’ Deficit	$242,163,489	$242,957,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Formation and operating costs	$414,390	$541,979
Loss from operations	(414,390)	(541,979)

Other income (expense):
Interest income - bank	18	21
Interest earned on investment held in Trust Account	20,078	—
Change in fair value of warrant liabilities	6,317,499	6,943,900
Transaction costs related to derivative liability	—	(622,106)
Total other income, net	6,337,595	6,321,815

Net income	$5,923,205	$5,779,836

Basic and diluted weighted average shares outstanding of Class A common stock	24,150,000	16,368,333

Basic and diluted income per share, Class A common stock	$0.20	$0.26

Basic weighted average shares outstanding of Class B common stock	6,037,500	5,783,750

Basic net income per share, Class B common stock	$0.20	$0.26

Diluted weighted average shares outstanding of Class B common stock	6,037,500	6,037,500

Diluted net income per share, Class B common stock	$0.20	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,037,500	$604	$—	$(19,914,274)	$(19,913,670)

Net income	—	—	—	—	—	5,923,205	5,923,205

Balance – March 31, 2022	—	$—	6,037,500	$604	$—	$(13,991,069)	$(13,990,465)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	6,037,500	$604	$24,396	$(999)	$24,001

Accretion of Class A Common Stock to redemption amount					(24,396)	(23,462,743)	(23,487,139)

Net income	—	—	—	—	—	5,779,836	5,779,836

Balance – March 31, 2021	—	$—	6,037,500	$604	$—	$(17,683,906)	$(17,683,302)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,923,205	$5,779,836
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,317,499)	(6,943,900)
Interest earned on investments held in Trust Account	(20,078)	—
Transaction costs related to derivative liability	—	622,106
Changes in operating assets and liabilities:
Prepaid expenses	44,450	(529,871)
Accrued expenses	(399,238)	328,335
Net cash used in operating activities	(769,160)	(743,494)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(241,500,000)
Net cash used in investing activities	—	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	—
Proceeds from sale of Units, net of underwriting discounts paid	—	237,085,800
Proceeds from sale of Private Placement Warrants	—	6,830,000
Proceeds from promissory note – related party	—	250,000
Repayment of promissory note – related party	—	(250,000)
Payment of offering costs	—	(760,795)
Net cash provided by financing activities	—	243,155,005

Net Change in Cash	(769,160)	911,511
Cash – Beginning of period	1,092,410	24,351
Cash – End of period	$323,250	$935,862

Non-Cash investing and financing activities:
Accretion for Class A Common Stock to redemption amount	$—	$23,462,743
Deferred underwriting fee payable	$—	$8,452,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 2, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of March 31, 2022, the Company had $323,250 in its operating bank account, $241,531,509 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and a working capital deficit of $1,152,555. As of March 31, 2022, approximately $31,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, the PIMCO private funds or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). CRIS Consortium and the PIMCO private funds had advanced the Company $333,300 and $666,700, respectively in advances to cover the Working Capital deficiency. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company will also seek additional financing from its Sponsor or third parties.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim period. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities (as described in Note 8). Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $13,006,039 were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs related to derivative liability incurred through the balance sheets date and directly related to the Initial Public Offering amounting to $622,106, were charged to operations upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(10,481,100)
Class A common stock issuance costs	(13,006,039)
Plus:
Accretion of carrying value to redemption value	23,487,139
Class A common stock subject to possible redemption	$241,500,000

Warrant Liabilities

The Company accounts for its issued and outstanding warrants (such warrants, as described in Note 8, the “Warrants”) in accordance with the guidance contained in ASC 815-40-15-7D under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and the Public Warrants’ quoted market price at March 31, 2022 and December 31, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Share of Common Stock

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,382,755 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$4,738,564	$1,184,641	$4,270,762	$1,509,074
Denominator:
Basic weighted average shares outstanding	24,150,000	6,037,500	16,368,333	5,783,750

Basic net income per share of common stock	$0.20	$0.20	$0.26	$0.26

Dilutive net income per share of common stock

Numerator:
Allocation of net income, as adjusted	$4,738,564	$1,184,641	$4,222,395	$1,557,441
Denominator:
Diluted weighted average shares outstanding	24,150,000	6,037,500	16,368,333	6,037,500

Diluted net income per share of common stock	$0.20	$0.20	$0.26	$0.26

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 9).

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Consulting Services

The Company entered into an agreement to pay approximately $65,000 per month to CRIS Services LLC, an entity owned by the Company’s Chief Executive Officer and Chief Financial Officer and managed by the Company’s Chief Operating Officer, for consulting services rendered to the Company; the Company’s Chief Executive Officer and Chief Financial Officer will receive health insurance benefits from CRIS Services LLC. For the three months ended March 31, 2022 and 2021 the Company incurred and paid $204,820 and $144,815 in such fees, respectively, none of which are included in accrued expenses on the condensed balance sheet as of March 31, 2022.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into warrants, at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and 2021, no Working Capital Loans were outstanding.

Advance from Related Party

On October 20,2021, The Company provided notice of capital call to Pacific Investment Management (PIMCO) and Climate Real Impact Solutions II Consortium, LLC (“CRIS Consortium”) for the follow-on additional capital in the amount of $1 million per schedule A of the Amended and Restated Limited Liability Company Agreement (LLCA) of Climate Real Impact Solutions II Sponsor, LLC (“Sponsor) dated January 8, 2021. As of March 31, 2022 and December 31, 2021, CRIS Consortium and the PIMCO private funds had advanced the Company $333,300 and $666,700, respectively for working capital purposes. As of March 31, 2022 and December 31, 2021, the outstanding balance under the advance amounted to $1,000,000. The advances are noninterest bearing due on demand.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration and Stockholder Rights

Pursuant to a registration and stockholder rights agreement entered into on January 26, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). Any holder of at least 20% of the outstanding registrable securities owned by the holders are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear certain expenses incurred in connection with the filing of any such registration statements.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 24,150,000 Class A common stock issued and outstanding, including 24,150,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 6,037,500 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemption of Warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole but not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends to the notice of redemption to the warrant holders (“Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

Redemption of Warrants when the price per Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole but not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the fair market value of the Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2022, assets held in the Trust Account were comprised of $241,531,509 in money market fund which are invested in U.S. Treasury Securities. Through March 31, 2022, the Company did not withdraw of interest earned on the Trust Account to pay for taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $241,511,431 in money market fund which are invested in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw of interest earned on the Trust Account to pay for taxes.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$241,531,509	$241,511,431
Liabilities:
Warrant Liability – Public Warrants	1	$2,270,100	$5,506,200
Warrant Liability – Private Warrants	3	$2,146,819	$5,228,218

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements.

	March 31, 2022	March 31, 2021
Risk-free interest rate	2.42%	1.14%
Expected term (years)	.41	5.91
Expected volatility	5.0%	10.0%
Exercise price	$11.50	$11.50
Stock Price	$9.79	$10.0
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liability
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 29, 2021	10,290,533	10,481,100	20,771,633
Change in valuation inputs or other assumptions	(5,062,315)	(5,168,100)	(10,230,415)
Transfer to Level 1	—	(5,313,000)	(5,313,000)
Fair value as of December 31, 2021	$5,228,218	$—	$5,228,218
Change in valuation inputs or other assumptions	(3,081,399)	—	(3,081,399)
Fair value as of March 31, 2022	$2,146,819	$—	$2,146,819

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2021 was $5,313,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities the Initial Public Offering and those necessary to identify a target company for a business combination, as described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,923,205, which consists of operating costs of $414,390, offset by a non-cash change in fair value of derivative liability of $6,317,499, interest income from bank of $18 and interest earned on investments held in Trust Account of $20,078.

Liquidity, Capital Resources and Going Concern

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

For the three months ended March 31, 2022, cash used in operating activities was $769,160 comprised of net income of $5,923,305 and changes in fair value of warrant liabilities of $6,317,499, interest earned on investments held in the Trust Account of $20,078 and the changes in operating assets and liabilities of $354,788.

For the three months ended March 31, 2021, cash used in operating activities was $743,494 comprised of net income of $5,779,836 and changes in fair value of warrant liabilities of $6,943,900, transaction cost related to derivative liability of $622,106, and the changes in operating assets and liabilities, which used $201,536 of cash for operating activities.

As of March 31, 2022, we had cash and investments held in the Trust Account of approximately $241.5 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes and pay dissolution expenses. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had approximately $0.3 million of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We expect to require additional financing in order to effectively pursue an initial business combination and to continue our operations through an orderly wind-up on or around January 29, 2023, our deadline to complete an initial business combination (the “Completion Deadline”). If we are unable to obtain additional financing, we may have insufficient funds available to us in order to operate our business prior to our initial business combination or the Completion Deadline. Our Board of Directors has approved a plan, and related budget, with respect to an orderly wind-up of the Company if an initial business combination is not completed by the Completion Deadline, subject to funding as described in the succeeding sentences. Although there is no obligation to do so, members of the Sponsor have discussed the possibility of providing us with financing to continue our operations until the Completion Deadline. As of the date of this report, the material terms of any such financing, including the amount of funding through the Completion Date, have not been finally agreed to or been reflected in definitive, binding agreements. Consequently, there can be no assurance that we will receive any such financing. If we do not obtain additional financing, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

Although the market conditions we face are challenging, prior to the Completion Deadline, we intend to continue to search for an initial business combination. We expect that our efforts in this regard will be led primarily by Mr. Cavalier, our Chief Financial Officer, and that Mr. Crane, our Chief Executive Officer, and Ms. Comstock, our Chief Commercial Officer, will instead focus their efforts on completing an orderly wind-up on the Completion Date if we are unable to complete an initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

Related Party Transactions

Payments to an Affiliate

Commencing as of February 2021, we have been and will continue to make payments of approximately $65,000 per month on an annualized basis to Climate Real Impact Solutions Services LLC, an entity owned by John Cavalier, our Chief Financial Officer, and David Crane, our Chief Executive Officer, and managed by Ms. Frank-Shapiro, our Chief Operating Officer, for consulting services rendered to us. Messrs. Cavalier and Crane also receive health insurance benefits from Climate Real Impact Solutions Services LLC. Upon completion of an initial business combination, it is expected that we would cease to make any further payments.

Promissory Note

On December 11, 2020, we issued the promissory note to the Sponsor, pursuant to which we borrowed $250,000 from the Sponsor in order to pay certain transaction expenses associated with our Initial Public Offering. The promissory note was non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the our Initial Public Offering. Upon completion of the Initial Public Offering on January 29, 2021, we repaid the promissory note in full. As of March 31, 2022, the outstanding balance under the promissory note was $0.

Advance from related party

On October 20,2021, the Sponsor provided notice of a capital call to the PIMCO private funds and Climate Real Impact Solutions II Consortium, LLC for the follow-on additional capital in the amount of $1 million per schedule A of the Amended and Restated Limited Liability Company Agreement of the Sponsor dated January 8, 2021. As of March 31, 2022, Climate Real Impact Solutions II Consortium, LLC and PIMCO private funds had advanced the Company $333,300 and $666,700, respectively for working capital purposes. As of March 31, 2022 and December 31, 2021, the outstanding balance under the advance amounted to $1,000,000.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants’ quoted market price as of March 31, 2022. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

Net Income per share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART 2 - OTHER INFORMATION

Item 1 Legal Proceedings.

None.

Item 1A Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our Annual Report on Form 10-K filed with the SEC on February 17, 2022. These factors could cause our actual results to differ materially from those in this Quarterly Report. The risk factors discussed in that Annual Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report.

Our proximity to our Completion Deadline and our liquidity condition create substantial doubt with our ability to continue as a “going concern.”

As of March 31, 2022, the Company had $0.3 million in its operating bank account and a working capital deficit of $1.2 million. As of March 31, 2022, approximately $31,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

We expect to require additional financing in order to effectively pursue an initial business combination and to continue our operations through an orderly wind-up on or around January 29, 2023, our deadline to complete an initial business combination (the “Completion Deadline”). If we are unable to obtain additional financing, we may have insufficient funds available to us in order to operate our business prior to our initial business combination or the Completion Deadline. Our Board of Directors has approved a plan, and related budget, with respect to an orderly wind-up of the Company if an initial business combination is not completed by the Completion Deadline, subject to funding as described in the succeeding sentences. Although there is no obligation to do so, members of the Sponsor have discussed the possibility of providing us with financing to continue our operations until the Completion Deadline. As of the date of this report, the material terms of any such financing, including the amount of funding through the Completion Date, have not been finally agreed to or been reflected in definitive, binding agreements. Consequently, there can be no assurance that we will receive any such financing. If we do not obtain additional financing, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

Although the market conditions we face are challenging, prior to the Completion Deadline, we intend to continue to search for an initial business combination. We expect that our efforts in this regard will be led primarily by Mr. Cavalier, our Chief Financial Officer, and that Mr. Crane, our Chief Executive Officer, and Ms. Comstock, our Chief Commercial Officer, will instead focus their efforts on completing an orderly wind-up on the Completion Date if we are unable to complete an initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. It is likely that we will become subject to different or heightened rules or requirements promulgated by the SEC, and we may become subject to heightened or increased scrutiny by the SEC. In addition to existing SEC staff guidance, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) that would impose, among other things, specialized disclosure requirements regarding business combination transactions involving special purpose acquisition companies (“SPACs”) such as in the context of conflict of interest or use of projections, impose underwriter liability for certain participants in business combination transactions involving SPACs, render SPACs ineligible to rely on the Private Securities Litigation Reform Act for making forward looking statements, and create a specific safe harbor for SPACs not to be deemed investment companies under the Investment Company Act of 1940, as amended. Compliance with, and monitoring of, applicable laws and existing and proposed regulations may be difficult, time consuming and costly. Given these factors, as well as the rise in SPAC litigation, we may find it challenging to identify a target and/or complete an initial business combination.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not Applicable.

Item 5 Other Information.

None.

Item 6 Exhibits.

The Following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

Date: May 17, 2022	By:	/s/ David W. Crane
	Name:	David W. Crane
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2022	By:	/s/ John A. Cavalier
	Name:	John A. Cavalier
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)