Form 10-Q
period 2022-06-30
Climate Real Impact Solutions II Acquisition Corp
filed 2022-08-09
CIK 1835713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022 there were 24,150,000 shares of Class A common stock and 6,037,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash	$1,154,367	$1,092,410
Prepaid expenses	193,465	353,180
Total Current Assets	1,347,832	1,445,590

Investments held in Trust Account	241,866,170	241,511,431
Total Assets	$243,214,002	$242,957,021

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$769,606	$1,183,773
Income taxes payable	37,447	—
Advance from related parties	1,056,905	1,000,000
Promissory note – related parties	1,103,863	—
Total Current Liabilities	2,967,821	2,183,773

Warrant liabilities	1,597,531	10,734,418
Deferred underwriting fee payable	8,452,500	8,452,500
Total Liabilities	13,017,852	21,370,691

Commitments and contingencies
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 24,150,000 shares subject to possible redemption at redemption value of approximately $10.00 per share, at June 30, 2022 and December 31, 2021	241,528,673	241,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	604	604
Additional paid-in capital	—	—
Accumulated deficit	(11,333,127)	(19,914,274)
Total Stockholders’ Deficit	(11,332,523)	(19,913,670)
Total Liabilities Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$243,214,002	$242,957,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$430,001	$932,433	$844,391	$1,474,412
Loss from operations	(430,001)	(932,433)	(844,391)	(1,474,412)

Other income (expense):
Interest income – bank	14	20	32	41
Interest earned on investment held in Trust Account	334,661	3,509	354,739	3,509
Change in fair value of warrant liabilities	2,819,388	(2,900,644)	9,136,887	4,043,256
Transaction costs related to derivative liability	—	—	—	(622,106)
Total other income (expense), net	3,154,063	(2,897,115)	9,491,658	3,424,700

Income (loss) before provision for income taxes	2,724,062	(3,829,548)	8,647,267	1,950,288
Provision for income taxes	(37,447)	—	(37,447)	—
Net income (loss)	$2,686,615	$(3,829,548)	$8,609,820	$1,950,288

Basic and diluted weighted average shares outstanding of Class A common stock	24,150,000	24,150,000	24,150,000	20,280,663

Basic and diluted income (loss) per share, Class A common stock	$0.09	$(0.13)	$0.29	$0.07

Basic and diluted weighted average shares outstanding of Class B common stock	6,037,500	6,037,500	6,037,500	5,911,326

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.13)	$0.29	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,037,500	$604	$—	$(19,914,274)	$(19,913,670)

Net income	—	—	—	—	—	5,923,205	5,923,205

Balance – March 31, 2022 (unaudited)	—	—	6,037,500	604	—	(13,991,069)	(13,990,465)

Accretion of Class A common stock to redemption amount	—	—	—	—	—	(28,673)	(28.673)

Net income	—	—	—	—	—	2,686,615	2,686,615

Balance – June 30, 2022 (unaudited)	—	$—	6,037,500	$604	$—	$(11,333,127)	$(11,332,523)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	6,037,500	$604	$24,396	$(999)	$24,001

Accretion of Class A Common Stock to redemption amount					(24,396)	(23,462,743)	(23,487,139)

Net income	—	—	—	—	—	5,779,836	5,779,836

Balance – March 31, 2021 (unaudited)	—	—	6,037,500	604	—	(17,683,906)	(17,683,302)

Net loss	—	—	—	—	—	(3,829,548)	(3,829,548)

Balance – June 30, 2021 (unaudited)	—	$—	6,037,500	$604	$—	$(21,513,454)	$(21,512,850)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,609,820	$1,950,288
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,136,887)	(4,043,256)
Interest earned on investments held in Trust Account	(354,739)	(3,509)
Transaction costs related to derivative liability	—	622,106
Changes in operating assets and liabilities:
Prepaid expenses	159,715	(509,642)
Accrued expenses	(414,167)	923,535
Income taxes payable	37,447	—
Net cash used in operating activities	(1,098,811)	(1,060,478)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(241,500,000)
Net cash used in investing activities	—	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	237,085,800
Proceeds from sale of Private Placement Warrants	—	6,830,000
Advances from related party	60,000	—
Repayment of advances from related party	(3,095)	—
Proceeds from promissory note – related parties	1,103,863	250,000
Repayment of promissory note – related parties	—	(250,000)
Payment of offering costs	—	(760,795)
Net cash provided by financing activities	1,160,768	243,155,005

Net Change in Cash	61,957	594,527
Cash – Beginning of period	1,092,410	24,351
Cash – End of period	$1,154,367	$618,878

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$8,452,500

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 2, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern

As of June 30, 2022, the Company had $1,154,367 in its operating bank account, $241,866,170 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and a working capital deficit of $1,319,939. As of June 30, 2022, approximately $366,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, the PIMCO private funds or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

In order to fund the working capital deficiency of the Company, the Sponsor and an affiliate had advanced the Company a total of $1,056,905 as of June 30, 2022. Further, on May 31, 2022, the Sponsor issued an additional unsecured promissory note to the Company (the “May Promissory Note”) of $1,103,863. As of June 30, 2022, there was $1,103,863 outstanding under the May Promissory Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor and approved by the Company’s stockholders, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.

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

The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim period. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2022.

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

At June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(10,481,100)
Class A common stock issuance costs	(13,006,039)
Plus:
Accretion of carrying value to redemption value	23,487,139
Class A common stock subject to possible redemption – December 31, 2021	$241,500,000
Plus:
Accretion of carrying value to redemption value	28,673
Class A common stock subject to possible redemption – June 30, 2022	$241,528,673

Warrant Liabilities

The Company accounts for its issued and outstanding warrants (such warrants, as described in Note 8, the “Warrants”) in accordance with the guidance contained in ASC 815-40-15-7D under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and the Public Warrants’ quoted market price at June 30, 2022 and December 31, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate were 0.41% and (0.05)% for the three and six months ended June 30, 2022 and 2021, respectively. The effective tax rates differ from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,382,755 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$2,149,292	$537,323	$(3,063,638)	$(765,910)	$6,887,856	$1,721,964	$1,510,123	$440,165
Denominator:
Basic weighted average shares outstanding	24,150,000	6,037,500	24,150,000	6,037,500	24,150,000	6,037,500	20,280,663	5,911,326
Basic net income (loss) per common stock	$0.09	$0.09	$(0.13)	$(0.13)	$0.29	$0.29	$0.07	$0.07
Dilutive net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$2,149,292	$537,323	$(3,063,638)	$(765,910)	$6,887,856	$1,721,964	$1,502,884	$447,404
Denominator:
Basic weighted average shares outstanding	24,150,000	6,037,500	24,150,000	6,037,500	24,150,000	6,037,500	20,280,663	6,037,500
Basic net income (loss) per common stock	$0.09	$0.09	$(0.13)	$(0.13)	$0.29	$0.29	$0.07	$0.07

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. PRIVATE PLACEMENT WARRANTS

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

Consulting Services

The Company entered into an agreement to pay approximately $65,000 per month to CRIS Services LLC, an entity owned by the Company’s Chief Executive Officer and Chief Financial Officer and managed by the Company’s Chief Operating Officer, for consulting services rendered to the Company; the Company’s Chief Executive Officer and Chief Financial Officer will receive health insurance benefits from CRIS Services LLC. For the three and six months ended June 30, 2022 and 2021 the Company incurred and paid $201,744 and $406,564, and $189,178 and $333,992 in such fees, respectively, none of which are included in accrued expenses on the condensed balance sheet as of June 30, 2022 and December 31, 2021

Promissory Notes - Related Parties

On December 11, 2020, the Sponsor issued an unsecured promissory note to the Company (the “IPO Promissory Note”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $250,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the Initial Public Offering. The outstanding balance under the IPO Promissory Note of $250,000 was repaid at the closing of the Initial Public Offering on January 29, 2021.

On May 31, 2022, the Sponsor issued the May Promissory Note to the Company, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $1,103,863. The May Promissory Note is non-interest bearing and shall be repayable on the consummation of a Business Combination by no later than (i) January 29, 2023, or (ii) any such date thereafter as provided for in the amended and restated certificate of incorporation of the Company. As of June 30, 2022 and December 31, 2021, there was $1,103,863 and $0 outstanding under the May Promissory Note, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into warrants, at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Advance from Related Party

On October 20, 2021, the Sponsor provided $1,000,000 for additional working capital in the form of an advance. For the period ended June 30, 2022, an affiliate of the Company advanced the Company $60,000 for working capital purposes. Any amount paid on behalf of the Sponsor was deducted from the advance. As of June 30, 2022 and December 31, 2021, the outstanding balance under the advances amounted to $1,056,905 and $1,000,000, respectively. The advances are noninterest bearing due on demand.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Consulting Agreement

We entered into various consulting arrangements with several service providers for administrative services and potential target financial analysis and due diligence services to us. These arrangements provide for aggregate monthly fees of approximately $65,000.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 24,150,000 Class A common stock issued and outstanding, including 24,150,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 6,037,500 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

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

At June 30, 2022, assets held in the Trust Account were comprised of $241,866,170 in U.S. Treasury Bills. The assets held in the Trust Account are classified as trading securities and matured on July 19, 2022. Through June 30, 2022, the Company did not withdraw any interest earned on the Trust Account to pay for taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $241,511,431 in U.S. Treasury Bills. Through December 31, 2021, the Company did not withdraw any interest earned on the Trust Account to pay for taxes.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments and marketable securities held in Trust	1	$241,866,155	$241,511,431
Liabilities:
Warrant Liability – Public Warrants	1	$821,100	$5,506,200
Warrant Liability – Private Warrants	3	$776,431	$5,228,218

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

The following table provides quantitative information regarding Level 3 fair value measurements.

	June 30, 2022	June 30, 2021
Risk-free interest rate	3.01%	1.00%
Expected term (years)	0.29	5.79
Expected volatility	1.80%	10.0%
Exercise price	$11.50	$11.50
Stock Price	$9.83	$9.87
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liability
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 29, 2021	10,290,533	10,481,100	20,771,633
Change in valuation inputs or other assumptions	(5,062,315)	(5,168,100)	(10,230,415)
Transfer to Level 1	—	(5,313,000)	(5,313,000)
Fair value as of December 31, 2021	5,228,218	$—	5,228,218
Change in valuation inputs or other assumptions	(3,081,399)	—	(3,081,399)
Fair value as of March 31, 2022	2,146,819	—	2,146,819
Change in valuation inputs or other assumptions	(1,370,388)	—	(1,370,388)
Fair value as of June 30, 2022	$766,431	$—	$766,431

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2021 was $5,313,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, the Initial Public Offering and those necessary to identify a target company for a business combination, as described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $2,686,615, which consisted of a non-cash change in fair value of derivative liability of $2,819,388, interest income from bank of $14 and interest earned on investments held in Trust Account of $334,661, offset by operating costs of $430,001, and provision for income taxes of $37,447.

For the six months ended June 30, 2022, we had net income of $8,609,820, which consisted of a non-cash change in fair value of derivative liability of $9,136,887, interest income from bank of $14 and interest earned on investments held in Trust Account of $354,739, offset by operating costs of $884,391 and provision for income taxes of $37,447.

For the three months ended June 30, 2021, we had a net loss of $3,829,548, which consists of operating costs of $932,433, and a non-cash change in fair value of derivative liability of $2,900,644, offset by interest income from bank of $20 and interest earned on marketable securities held in Trust Account of $3,509.

For the six months ended June 30, 2021, we had a net income of $1,950,288, which consisted of operating costs of $1,474,412 and transaction costs related to warrant issuance of $622,106, offset by a non-cash change in fair value of derivative liability of $4,043,256, interest income from bank of $41 and interest earned on marketable securities held in Trust Account of $3,509.

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

For the six months ended June 30, 2022, cash used in operating activities was $1,098,811 comprised of net income of $8,609,820 and changes in fair value of warrant liabilities of $9,136,887, interest earned on investments held in the Trust Account of $354,739 and the changes in operating assets and liabilities of $217,005.

For the six months ended June 30, 2021, cash used in operating activities was $1,060,478 comprised of net income of $1,950,288 and changes in fair value of warrant liabilities of $4,043,256, interest earned on marketable securities held in Trust Account of $3,509, transaction cost related to warrant liability of $622,106, and the changes in operating assets and liabilities of $413,893.

As of June 30, 2022, we had cash and investments held in the Trust Account of approximately $241.8 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes and pay dissolution expenses. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had approximately $1.2 million of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We may require additional financing in order to effectively pursue an initial business combination and to continue our operations through an orderly wind-up on or around January 29, 2023, our deadline to complete an initial business combination (the “Completion Deadline”). If we are unable to obtain additional financing, we may have insufficient funds available to us in order to operate our business prior to our initial business combination or the Completion Deadline.

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

In connection with the our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until January 29, 2023 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor and approved by our stockholders, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

Related Party Transactions

Payments to an Affiliate

Commencing as of February 2021, we have been and will continue to make payments of approximately $65,000 per month on an annualized basis to Climate Real Impact Solutions Services LLC, an entity owned by John Cavalier, our Chief Financial Officer, and David Crane, our Chief Executive Officer, and managed by Ms. Frank-Shapiro, our Chief Operating Officer, for consulting services rendered to us. Mr. Cavalier also receives health insurance benefits from Climate Real Impact Solutions Services LLC. Upon completion of an initial business combination, it is expected that we would cease to make any further payments.

Promissory Notes

On December 11, 2020, the Sponsor issued an unsecured promissory note (the “IPO Promissory Note”) to us, pursuant to which we borrowed $250,000 from the Sponsor in order to pay certain transaction expenses associated with our Initial Public Offering. The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2021 or the consummation of the our Initial Public Offering. Upon completion of the Initial Public Offering on January 29, 2021, we repaid the IPO Promissory Note in full.

On May 31, 2022, the Sponsor issued an unsecured promissory note to the Company (the “May Promissory Note”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $1,103,863. The May Promissory Note is non-interest bearing and is repayable on the consummation of a business combination by no later than (i) January 29, 2023, or (ii) any such date thereafter as provided for in the amended and restated certificate of incorporation of the Company. As of June 30, 2022 and December 31, 2021, there was $1,103,863 and $0 outstanding under the May Promissory Note.

Advance from related party

On October 20, 2021, the Sponsor provided $1,000,000 for additional working capital in the form of an advance For the period ended June 30, 2022, an affiliate of the Company advanced the Company $60,000 for working capital purpose. Any amount paid on behalf of the Sponsor was deducted from the advance. As of June 30, 2022 and December 31, 2021, the outstanding balance under the advances amounted to $1,056,905 and $1,000,000, respectively. The advances are noninterest bearing and due on demand.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into various consulting arrangements with several service providers for administrative services and potential target financial analysis and due diligence services to us. These arrangements provide for aggregate monthly fees of approximately $65,000.

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

Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants’ quoted market price as of June 30, 2022. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

Net Income (loss) per share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. We apply the two-class method in calculating net income per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation of the material weakness discussed below, which was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART 2 - OTHER INFORMATION

Item 1 Legal Proceedings.

None.

Item 1A Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our Annual Report on Form 10-K filed with the SEC on February 17, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 17, 2022. These factors could cause our actual results to differ materially from those in this Quarterly Report. The risk factors discussed in that Annual Report and Quarterly Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and Quarterly Report.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not Applicable.

Item 5 Other Information.

None.

Item 6 Exhibits.

The Following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*+	Promissory Note, dated May 31, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished.
+

Portions of this exhibit are omitted pursuant to Item 601(a)(5) of Regulation S-K and the registrant agrees to furnish supplementally a copy of any omitted annexes to the SEC upon request. Portions of this exhibit, consisting solely of personally identifiable information, have been omitted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

Date: August 9, 2022	By:	/s/ David W. Crane
	Name:	David W. Crane
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ John A. Cavalier
	Name:	John A. Cavalier
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)