Form 10-Q
period 2022-09-30
Climate Real Impact Solutions II Acquisition Corp
filed 2022-11-14
CIK 1835713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fifth of one redeemable warrant	CLIM.U	New York Stock Exchange
Shares of Class A common stock included as part of the units	CLIM	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50		OTC

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

As of November 10, 2022 there were 24,150,000 shares of Class A common stock and 6,037,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash	$738,127	$1,092,410
Prepaid income taxes	109,571	—
Prepaid expenses	160,156	353,180
Total Current Assets	1,007,854	1,445,590

Investments held in Trust Account	242,670,400	241,511,431
Total Assets	$243,678,254	$242,957,021

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$632,422	$1,183,773
Advance from related parties	1,173,905	1,000,000
Promissory note – related parties	1,103,863	—
Total Current Liabilities	2,910,190	2,183,773

Warrant liabilities	750,667	10,734,418
Deferred underwriting fee payable	4,226,250	8,452,500
Total Liabilities	7,887,107	21,370,691

Commitments and contingencies
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 24,150,000 shares subject to possible redemption at redemption value of approximately $10.03 and $10.00 per share, at September 30, 2022 and December 31, 2021, respectively	242,329,736	241,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	604	604
Additional paid-in capital	—	—
Accumulated deficit	(6,539,193)	(19,914,274)
Total Stockholders’ Deficit	(6,538,589)	(19,913,670)
Total Liabilities Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$243,678,254	$242,957,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$330,042	$1,102,893	$1,174,433	$2,577,305
Loss from operations	(330,042)	(1,102,893)	(1,174,433)	(2,577,305)

Other income (expense):
Interest income – bank	862	12	894	53
Interest earned on investment held in Trust Account	1,170,045	3,710	1,524,784	7,219
Change in fair value of warrant liabilities	846,864	3,384,465	9,983,751	7,427,721
Reduction in deferred underwriter fee payable	4,226,250	—	4,226,250	—
Transaction costs related to derivative liability	—	—	—	(622,106)
Total other income, net	6,244,021	3,388,187	15,735,679	6,812,887

Income before provision for income taxes	5,913,979	2,285,294	14,561,246	4,235,582
Provision for income taxes	(318,982)	—	(356,429)	—
Net income	$5,594,997	$2,285,294	$14,204,817	$4,235,582

Basic and diluted weighted average shares outstanding of Class A common stock	24,150,000	24,150,000	24,150,000	21,673,077

Basic and diluted income per share, Class A common stock	$0.19	$0.08	$0.47	$0.15

Basic and diluted weighted average shares outstanding of Class B common stock	6,037,500	6,037,500	6,037,500	5,953,846

Basic and diluted net income per share, Class B common stock	$0.19	$0.08	$0.47	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,037,500	$604	$—	$(19,914,274)	$(19,913,670)

Net income	—	—	—	—	—	5,923,205	5,923,205

Balance – March 31, 2022 (unaudited)	—	—	6,037,500	604	—	(13,991,069)	(13,990,465)

Accretion of Class A common stock to redemption amount	—	—	—	—	—	(28,673)	(28,673)

Net income	—	—	—	—	—	2,686,615	2,686,615

Balance – June 30, 2022 (unaudited)	—	—	6,037,500	604	—	(11,333,127)	(11,332,523)

Accretion of Class A common stock to redemption amount	—	—	—	—	—	(801,063)	(801,063)

Net income	—	—	—	—	—	5,594,997	5,594,997

Balance – September 30, 2022 (unaudited)	—	$—	6,037,500	$604	$—	$(6,539,193)	$(6,538,589)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	6,037,500	$604	$24,396	$(999)	$24,001

Accretion of Class A Common Stock to redemption amount					(24,396)	(23,462,743)	(23,487,139)

Net income	—	—	—	—	—	5,779,836	5,779,836

Balance – March 31, 2021 (unaudited)	—	—	6,037,500	604	—	(17,683,906)	(17,683,302)

Net loss	—	—	—	—	—	(3,829,548)	(3,829,548)

Balance – June 30, 2021 (unaudited)	—	$—	6,037,500	$604	$—	$(21,513,454)	$(21,512,850)

Net income	—	—	—	—	—	2,285,294	2,285,294

Balance – September 30, 2021 (unaudited)	—	$—	6,037,500	$604	$—	$(19,228,160)	$(19,227,556)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$14,204,817	$4,235,582
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,983,751)	(7,427,721)
Reduction in deferred underwriter fee payable	(4,226,250)	—
Interest earned on investments held in Trust Account	(1,524,784)	(7,219)
Transaction costs related to derivative liability	—	622,106
Changes in operating assets and liabilities:
Prepaid expenses	193,024	(370,833)
Prepaid income taxes	(109,571)	—
Accrued expenses	(551,351)	1,693,952
Net cash used in operating activities	(1,997,866)	(1,254,133)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(241,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	365,815	—
Net cash provided by (used in) investing activities	365,815	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	237,085,800
Proceeds from sale of Private Placement Warrants	—	6,830,000
Advances from related party	177,000	—
Repayment of advances from related party	(3,095)	—
Proceeds from promissory note – related parties	1,103,863	250,000
Repayment of promissory note – related parties	—	(250,000)
Payment of offering costs	—	(760,795)
Net cash provided by financing activities	1,277,768	243,155,005

Net Change in Cash	(354,283)	400,872
Cash – Beginning of period	1,092,410	24,351
Cash – End of period	$738,127	$425,223

Non-Cash investing and financing activities:
Cash paid for income taxes	$466,000	$—
Deferred underwriting fee payable	$—	$8,452,500

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 2, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,628,145, consisting of $4,414,200 in cash underwriting fees, $8,452,500 of deferred underwriting fees and $761,445 of other offering costs. On August 17, 2022, one of the underwriters agreed to waive its interest in the deferred underwriting fees.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $738,127 in its operating bank account, $242,670,400 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and a working capital deficit of $1,549,272, which includes $109,571 of prepaid income taxes and excludes $462,635 of franchise taxes paid from the operating account which are reimbursable with the interest earned on the trust. As of September 30, 2022, approximately $1,170,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, the PIMCO private funds or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

In order to fund the working capital deficiency of the Company, the Sponsor and an affiliate had advanced the Company a total of $1,173,905 as of September 30, 2022. Further, on May 31, 2022, the Sponsor issued an additional unsecured promissory note to the Company (the “May Promissory Note”) of $1,103,863. As of September 30, 2022, there was $1,103,863 outstanding under the May Promissory Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 29, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor and approved by the Company’s stockholders, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.

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

The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim period. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2022.

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

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(10,481,100)
Class A common stock issuance costs	(13,006,039)
Plus:
Accretion of carrying value to redemption value	23,487,139
Class A common stock subject to possible redemption – December 31, 2021	$241,500,000
Plus:
Accretion of carrying value to redemption value	829,736
Class A common stock subject to possible redemption – September 30, 2022	$242,329,736

Warrant Liabilities

The Company accounts for its issued and outstanding warrants (such warrants, as described in Note 8, the “Warrants”) in accordance with the guidance contained in ASC 815-40-15-7D under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and the Public Warrants’ quoted market price at September 30, 2022 and December 31, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants after the detachment of the Public Warrants from the Units is valued using the quoted market price of the Public Warrant, as the make whole provision of Private Placement Warrants are the same as the Public Warrants. As such the Private Placement Warrants has substantially the same terms as the Public Warrants.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate were 3.15% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 1.90% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates differ from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,382,755 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$4,475,998	$1,118,999	$1,828,235	$457,059	$11,363,854	$2,840,963	$3,322,777	$912,805
Denominator:
Basic weighted average shares outstanding	24,150,000	6,037,500	24,150,000	6,037,500	24,150,000	6,037,500	21,673,077	5,953,846
Basic net income per common stock	$0.19	$0.19	$0.08	$0.08	$0.47	$0.47	$0.15	$0.15

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

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills, accounted for as held-to-maturity securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities at fair value.

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

Consulting Services

The Company entered into an agreement to pay approximately $65,000 per month to CRIS Services LLC, an entity owned by the Company’s Chief Executive Officer and Chief Financial Officer and managed by the Company’s Chief Operating Officer, for consulting services rendered to the Company. Due to the downsizing by CRIS Services LLC, the expenses during the quarter ended September 30, 2022 were reduced to approximately $40,000 per month. For the three months ended September 30, 2022 and 2021, the Company incurred and paid $100,074 and $235,905, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred and paid $506,638 and $569,898, respectively. None of which are included in accrued expenses on the condensed balance sheet as of September 30, 2022 and December 31, 2021.

Promissory Notes - Related Parties

On December 11, 2020, the Sponsor issued an unsecured promissory note to the Company (the “IPO Promissory Note”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $250,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of September 30, 2021 or the consummation of the Initial Public Offering. The outstanding balance under the IPO Promissory Note of $250,000 was repaid at the closing of the Initial Public Offering on January 29, 2021.

On May 31, 2022, the Sponsor issued the May Promissory Note to the Company, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $1,103,863. The May Promissory Note is non-interest bearing and shall be repayable on the consummation of a Business Combination by no later than (i) January 29, 2023, or (ii) any such date thereafter as provided for in the amended and restated certificate of incorporation of the Company. As of September 30, 2022 and December 31, 2021, there was $1,103,863 and $0 outstanding under the May Promissory Note, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into warrants, at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Advance from Related Party

On October 20, 2021, the Sponsor provided $1,000,000 for additional working capital in the form of an advance. For the period ended September 30, 2022, an affiliate of the Company advanced the Company $60,000 for working capital purposes. Any amount paid on behalf of the Sponsor was deducted from the advance. As of September 30, 2022 and December 31, 2021, the outstanding balance under the advances amounted to $1,173,905 and $1,000,000, respectively. The advances are noninterest bearing due on demand.

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

Inflation Reduction Act of 2022 (the “IR Act”)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination

Registration and Stockholder Rights

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

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 17, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement. As a result, the Company recognized income of $4,226,250 in relation to the waiver of the deferred underwriter fee in the accompanying condensed financial statements. As of September 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $4,226,250 and $8,452,500, respectively.

Consulting Agreement

The Company entered into an agreement to pay approximately $65,000 per month to CRIS Services LLC, an entity owned by the Company’s Chief Executive Officer and Chief Financial Officer and managed by the Company’s Chief Operating Officer, for consulting services rendered to the Company. Due to the downsizing by CRIS Services LLC, the expenses during the quarter ended September 30, 2022 were reduced to approximately $40,000 per month. For the three months ended September 30, 2022 and 2021, the Company incurred and paid $100,074 and $235,905, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred and paid $506,638 and $569,898, respectively. None of which are included in accrued expenses on the condensed balance sheet as of September 30, 2022 and December 31, 2021.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 24,150,000 Class A common stock issued and outstanding, including 24,150,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 6,037,500 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.

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

At September 30, 2022, assets held in the Trust Account were comprised of $242,670,400 in U.S. Treasury Bills. The assets held in the Trust Account are classified as trading securities and matured on July 19, 2022. Through September 30, 2022, the Company withdrew $365,815 of interest earned on the Trust Account to pay for taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $241,511,431 in U.S. Treasury Bills. Through December 31, 2021, the Company did not withdraw any interest earned on the Trust Account to pay for taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments and marketable securities held in Trust	1	$242,670,400	$241,511,431
Liabilities:
Warrant Liability – Public Warrants	1	$386,400	$5,506,200
Warrant Liability – Private Warrants	2	$364,267	$5,228,218

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

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liability
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 29, 2021	10,290,533	10,481,100	20,771,633
Change in valuation inputs or other assumptions	(5,062,315)	(5,168,100)	(10,230,415)
Transfer to Level 1	—	(5,313,000)	(5,313,000)
Fair value as of December 31, 2021	5,228,218	$—	5,228,218
Change in valuation inputs or other assumptions	(3,081,399)	—	(3,081,399)
Fair value as of March 31, 2022	2,146,819	—	2,146,819
Change in valuation inputs or other assumptions	(1,370,388)	—	(1,370,388)
Fair value as of June 30, 2022	776,431	—	766,431
Change in valuation inputs or other assumptions	(412,164)	—	(412,164)
Transfer to Level 2	(364,267)	—	(364,267)
Fair value as of September 30, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the year ended December 31, 2021 was $5,313,000. The estimated fair value of the Private Placement Warrants that were transferred from a Level 3 measurement to a Level 2 during the three months ended September 30, 2022 was $364,267.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than as noted below that would have required adjustment or disclosure in the condensed financial statements.

On October 27, 2022 and November 3, 2022, the Company filed preliminary proxy statements on Schedule 14A with the SEC and the Company intends to file a definitive proxy statement with the SEC. The definitive proxy statement and other relevant documents will be sent or given to the Company’s stockholders of as of the record date established for voting on a proposed amendment (the “Charter Amendment”) to our amended and restated certificate of incorporation and a proposed amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated January 26, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee. The proposed Charter Amendment would change the date (which we refer to as the “Original Termination Date”) by which the Company must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or (ii) if the Company fails to complete such initial business combination, cease all operations, except for the purpose of winding up, and, subject to and in accordance with the amended and restated certificate of incorporation, redeem all shares of the Company’s Class A common stock. The proposed Charter Amendment will change the Original Termination Date from January 29, 2023 to the later of the date of the special meeting of stockholders or (y) the date of effectiveness of the amendment to the Charter pursuant to the DGCL (such date, the “Amended Termination Date”). If the Amendment is approved, the Company expects to complete a final redemption of shares of its Class A common stock on or prior to December 9, 2022. In the event that stockholders approve the proposed Charter Amendment and the proposed Trust Amendment and the public shares are redeemed, the Company’s warrants will expire worthless.

Following the initial filing of the preliminary proxy statement with the SEC, on October 28, 2022, the New York Stock Exchange (the “NYSE”) notified the Company, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants from the NYSE and that trading in the Company’s warrants would be suspended immediately, due to trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. As a result of the expected expiration of the warrants described above, the Company does not intend to appeal the NYSE’s determination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s most recent annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 2, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

On October 27, 2022 and November 3, 2022, we filed preliminary proxy statements on Schedule 14A with the SEC and we intend to file a definitive proxy statement with the SEC. The definitive proxy statement and other relevant documents will be sent or given to our stockholders of as of the record date established for voting on a proposed amendment (the “Charter Amendment”) to our amended and restated certificate of incorporation and a proposed amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated January 26, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee. The proposed Charter Amendment would change the date (which we refer to as the “Original Termination Date”) by which the Company must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or (ii) if the Company fails to complete such initial business combination, cease all operations, except for the purpose of winding up, and, subject to and in accordance with the amended and restated certificate of incorporation, redeem all shares of the Company’s Class A common stock. The proposed Charter Amendment will change the Original Termination Date from January 29, 2023 to the later of the date of the special meeting of stockholders or (y) the date of effectiveness of the amendment to the Charter pursuant to the DGCL (such date, the “Amended Termination Date”). If the Amendment is approved, the Company expects to complete a final redemption of shares of its Class A common stock on or prior to December 9, 2022.

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, the Initial Public Offering and those necessary to identify a target company for a business combination, as described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $5,594,997, which consisted of a non-cash change in fair value of derivative liability of $846,864, interest income from bank of $862, interest earned on investments held in Trust Account of $1,170,045 and reduction in deferred underwriter fee payable of $4,226,250, offset by operating costs of $330,042 and provision for income taxes of $318,982.

For the nine months ended September 30, 2022, we had net income of $14,204,817, which consisted of a non-cash change in fair value of derivative liability of $9,983,751, interest income from bank of $894, interest earned on investments held in Trust Account of $1,524,784 and reduction in deferred underwriter fee payable of $4,226,250, offset by operating costs of $1,174,433 and provision for income taxes of $356,429.

For the three months ended September 30, 2021, we had a net income of $2,285,294, which consisted of a non-cash change in fair value of derivative liability of $3,384,465, interest income from bank of $12 and interest earned on marketable securities held in Trust Account of $3,710, offset by operating costs of $1,102,893.

For the nine months ended September 30, 2021, we had a net income of $4,235,582, which consisted of a non-cash change in fair value of derivative liability of $7,427,721, interest income from bank of $53 and interest earned on marketable securities held in Trust Account of $7,219, offset by operating costs of $2,577,305 and transaction costs related to warrant issuance of $622,106.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,997,866 comprised of net income of $14,204,817 and changes in fair value of warrant liabilities of $9,983,751, interest earned on investments held in the Trust Account of $1,524,784, reduction in deferred underwriter fee payable of $4,226,250 and the changes in operating assets and liabilities used $467,898.

For the nine months ended September 30, 2021, cash used in operating activities was $1,254,133 comprised of net income of $4,235,582 and changes in fair value of warrant liabilities of $7,427,721, interest earned on marketable securities held in Trust Account of $7,219, transaction cost related to warrant liability of $622,106, and the changes in operating assets and liabilities provided $1,323,119.

As of September 30, 2022, we had cash and investments held in the Trust Account of approximately $242.6 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes and pay dissolution expenses.

As of September 30, 2022, we had approximately $0.73 million of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete an orderly wind-up of the Company.

The Sponsor, or an affiliate of the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, extend us working capital loans as may be required in order to fund working capital deficiencies. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans.

We may require additional financing in order to effectively to continue our operations through an orderly wind-up on by the deadline to complete an initial business combination as may be amended (the “Completion Deadline”). If we are unable to obtain additional financing, we may have insufficient funds available to us in order to operate our business prior to our initial business combination or the Completion Deadline.

On October 27, 2022 and November 3, 2022, we filed preliminary proxy statements on Schedule 14A with the SEC and we intend to file a definitive proxy statement with the SEC. The definitive proxy statement and other relevant documents will be sent or given to our stockholders of as of the record date established for voting on a proposed amendment (the “Charter Amendment”) to our amended and restated certificate of incorporation and a proposed amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated January 26, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee. The proposed Charter Amendment would change the date (which we refer to as the “Original Termination Date”) by which the Company must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or (ii) if the Company fails to complete such initial business combination, cease all operations, except for the purpose of winding up, and, subject to and in accordance with the amended and restated certificate of incorporation, redeem all shares of the Company’s Class A common stock. The proposed Charter Amendment will change the Original Termination Date from January 29, 2023 to the later of the date of the special meeting of stockholders or (y) the date of effectiveness of the amendment to the Charter pursuant to the DGCL (such date, the “Amended Termination Date”). If the Amendment is approved, the Company expects to complete a final redemption of shares of its Class A common stock on or prior to December 9, 2022.

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

Related Party Transactions

Payments to an Affiliate

The Company entered into an agreement to pay approximately $65,000 per month to CRIS Services LLC, an entity owned by the Company’s Chief Executive Officer and Chief Financial Officer and managed by the Company’s Chief Operating Officer, for consulting services rendered to the Company. Due to the downsizing by CRIS Services LLC, the expenses during the quarter ended September 30, 2022 were reduced to approximately $40,000 per month. For the three and nine months ended September 30, 2022 and 2021 the Company incurred and paid $100,074 and $506,638, and $235,905 and $569,898 in such fees, respectively, none of which are included in accrued expenses on the condensed balance sheet as of September 30, 2022 and December 31, 2021.

Promissory Notes

On December 11, 2020, the Sponsor issued an unsecured promissory note (the “IPO Promissory Note”) to us, pursuant to which we borrowed $250,000 from the Sponsor in order to pay certain transaction expenses associated with our Initial Public Offering. The IPO Promissory Note was non-interest bearing and payable on the earlier of September 30, 2021 or the consummation of the our Initial Public Offering. Upon completion of the Initial Public Offering on January 29, 2021, we repaid the IPO Promissory Note in full.

On May 31, 2022, the Sponsor issued an unsecured promissory note to the Company (the “May Promissory Note”), pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $1,103,863. The May Promissory Note is non-interest bearing and is repayable on the consummation of a business combination by no later than (i) January 29, 2023, or (ii) any such date thereafter as provided for in the amended and restated certificate of incorporation of the Company. As of September 30, 2022 and December 31, 2021, there was $1,103,863 and $0, respectively, outstanding under the May Promissory Note.

Advance from related party

On October 20, 2021, the Sponsor provided $1,000,000 for additional working capital in the form of an advance For the period ended September 30, 2022, an affiliate of the Company advanced the Company $60,000 for working capital purpose. Any amount paid on behalf of the Sponsor was deducted from the advance. As of September 30, 2022 and December 31, 2021, the outstanding balance under the advances amounted to $1,173,905 and $1,000,000, respectively. The advances are noninterest bearing and due on demand.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as “variable interest entities,” which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company entered into an agreement to pay approximately $65,000 per month to CRIS Services LLC, an entity owned by the Company’s Chief Executive Officer and Chief Financial Officer and managed by the Company’s Chief Operating Officer, for consulting services rendered to the Company. Due to the downsizing by CRIS Services LLC, the expenses during the quarter ended September 30, 2022 were reduced to approximately $40,000 per month. For the three months ended September 30, 2022 and 2021, the Company incurred and paid $100,074 and $235,905, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred and paid $506,638 and $569,898, respectively. None of which are included in accrued expenses on the condensed balance sheet as of September 30, 2022 and December 31, 2021.

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

Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants’ quoted market price as of September 30, 2022. The private placement warrants were valued using a Modified Black Scholes Option Pricing Model.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1 Legal Proceedings.

None.

Item 1A Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should also carefully review and consider the risk factors contained in our Annual Report on Form 10-K filed with the SEC on February 17, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 17, 2022. These factors could cause our actual results to differ materially from those in this Quarterly Report. The risk factors discussed in that Annual Report and Quarterly Report do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. As of the date of this Quarterly Report, other than as set out below, there have been no material changes to the risk factors disclosed in our Annual Report and Quarterly Report.

It is unlikely we will consummate a business combination and we intend to seek stockholder approval to cease all operations, except for the purpose of winding up, in December 2022.

We have determined that it is not feasible for the Company to complete an initial business combination by either the Original Termination Date or the Amended Termination Date (as defined below).

On October 27, 2022 and November 3, 2022, the Company filed preliminary proxy statements on Schedule 14A with the SEC and the Company intends to file a definitive proxy statement with the SEC. The definitive proxy statement and other relevant documents will be sent or given to the Company’s stockholders of as of the record date established for voting on a proposed amendment (the “Charter Amendment”) to our amended and restated certificate of incorporation and a proposed amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated January 26, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee. The proposed Charter Amendment would change the date (which we refer to as the “Original Termination Date”) by which the Company must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or (ii) if the Company fails to complete such initial business combination, cease all operations, except for the purpose of winding up, and, subject to and in accordance with the amended and restated certificate of incorporation, redeem all shares of the Company’s Class A common stock. The proposed Charter Amendment will change the Original Termination Date from January 29, 2023 to the later of the date of the special meeting of stockholders or (y) the date of effectiveness of the amendment to the Charter pursuant to the DGCL (such date, the “Amended Termination Date”). If the Amendment is approved, the Company expects to complete a final redemption of shares of its Class A common stock on or prior to December 9, 2022. In the event that stockholders approve the proposed Charter Amendment and the proposed Trust Amendment and the public shares are redeemed, the Company’s warrants will expire worthless.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance, there is significant risk that the Excise Tax will apply to any redemptions of our shares of Class A common stock after December 31, 2022, including redemptions made if we are unable to consummate a business combination by or before the Original Termination Date. The application of the Excise Tax to any redemptions we make after December 31, 2022 could potentially reduce the per-share amount that our holders of shares of Class A common stock would otherwise be entitled to receive.

The purpose of the Charter Amendment and the Trust Amendment is to change the Original Termination Date to the Amended Termination Date such that (i) the Company will be obligated to redeem all issued and outstanding Public Shares as promptly as reasonably possible but not more than ten business days after the Amended Termination Date which will allow the Company to return the funds to holders of shares of Class A common stock in calendar year 2022 before the Excise Tax begins to apply to stock repurchases and redemptions in 2023, to enable these stockholders to recover their investment sooner without any deductions for the Excise Tax and deploy such returned funds as they see fit; (ii) subject to the approval of the Company’s then remaining stockholders after completion of the Mandatory Redemption and the Board, dissolve and liquidate, subject in each case to the Company’s obligations under the Delaware General Corporation Law to provide for claims of creditors and the requirements of other applicable law, as promptly as reasonably possible after completion of the redemption.

We expect that our warrants will be delisted from the NYSE.

Following the initial filing of the preliminary proxy statement with the SEC, on October 28, 2022, the New York Stock Exchange (the “NYSE”) notified the Company, and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants from the NYSE and that trading in the Company’s warrants would be suspended immediately, due to trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. As a result of the expected expiration of the warrants described in the prior risk factor, the Company does not intend to appeal the NYSE’s determination.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not Applicable.

Item 5 Other Information.

None.

Item 6 Exhibits.

The Following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIMATE REAL IMPACT SOLUTIONS II ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ John A. Cavalier
	Name:	John A. Cavalier
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)